Form 10-K
period 2004-12-31
MERRILL LYNCH DEPOSITOR INC PREFERREDPLUS TRUST SERIES LMG-2
filed 2005-03-29
CIK 1162898

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------


                                    FORM 10-K

                                  ANNUAL REPORT

                       Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                             ----------------------


For the fiscal year ended:                               Commission file number:
  December 31, 2004                                              001-16809

                          MERRILL LYNCH DEPOSITOR, INC.
                 (ON BEHALF OF PREFERREDPLUS TRUST SERIES LMG-2)
             (Exact name of registrant as specified in its charter)

                     DELAWARE                                 13-3891329
                  (State or other                         (I. R. S. Employer
                  jurisdiction of                         Identification No.)
                  incorporation)




              WORLD FINANCIAL CENTER,                            10080
                NEW YORK, NEW YORK                            (Zip Code)
               (Address of principal
                executive offices)

                             ----------------------

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

          None.

ITEM 3.   LEGAL PROCEEDINGS

          None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

          Not Applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Not Applicable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 9A.  CONTROLS AND PROCEDURES

          The Registrant has procedures so as to provide reasonable assurance that its future Exchange Act filings will be filed within the applicable time periods.

ITEM 9B.  OTHER INFORMATION

          None.

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

          (d) Changes In Control: None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          None.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

          Not Applicable.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

          (a)(1) Financial Statements: Not Applicable

          (a)(2) Financial Statement Schedules: Not Applicable

          (a)(3) List of Exhibits

          The following exhibits are filed as part of, and incorporated by reference into, this Annual Report on Form 10-K:

                 31.1   Certification of President of
                        Registrant dated March 29, 2005,
                        pursuant to Rules 13a-14 and 15d-14
                        under the Securities Exchange Act of
                        1934, as adopted pursuant to Section
                        302 of the Sarbanes-Oxley Act of 2002,
                        with respect to the Registrant's Annual
                        Report on Form 10-K for the year ended
                        December 31, 2004.

                 99.1   Trustee's Annual Compliance Certificate
                        dated March 24, 2005.

                 99.2   Report of Deloitte & Touche LLP,
                        Independent Registered Public
                        Accounting Firm dated March 25, 2005,
                        Registrant's Assertion on Compliance
                        with PPLUS Minimum Servicing Standards
                        dated March 25, 2005 and PPLUS Minimum
                        Standards.

                 99.3   Report of Ernst & Young LLP,
                        Independent Registered Public
                        Accounting Firm dated March 14,
                        2005, The Bank of New York's
                        Assertion on Compliance with PPLUS
                        Minimum Servicing Standards dated
                        March 14, 2005 and PPLUS Minimum
                        Servicing Standards.

          (b)    Exhibits

                 The Registrant hereby files as part of this Annual Report on Form 10-K the exhibits listed in Item 15(a)(3) set forth above.

          (c)    Financial Statement Schedules

                 Not applicable.

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                            MERRILL LYNCH DEPOSITOR, INC.

Date: March 29, 2005                        By: /s/ Stephan Kuppenheimer
                                               --------------------------------
                                                Name:  Stephan Kuppenheimer
                                                Title: President