Form 10-K
period 2007-12-31
MERRILL LYNCH DEPOSITOR INC PREFERREDPLUS TRUST SERIES LMG-2
filed 2008-03-28
CIK 1162898

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT
Pursuant to Section 13 or 15(d) of
The Securities Exchange Act of 1934

For the fiscal year ended:	Commission file number:
December 31, 2007	001-16809
MERRILL LYNCH DEPOSITOR, INC.
(ON BEHALF OF PREFERREDPLUS TRUST SERIES LMG-2)
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation)	13-3891329 (I. R. S. Employer Identification No.)

WORLD FINANCIAL CENTER, NEW YORK, NEW YORK (Address of principal executive offices)	10080 (Zip Code)

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
Not Applicable.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Not Applicable.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
With respect to the July 2007 distribution date, The Bank of New York (the “Trustee”) made a late disbursement to certificateholders due to its conversion and migration to a new database platform and because the Trustee’s debt service system logic required additional enhancement to systemically release payments. The Trustee notified the Registrant of the late disbursement upon its discovery thereof which was made after the 8-K filing period. Therefore, the Registrant’s current report on Form 8-K filed with the Securities and Exchange Commission on March 21, 2008 (filed pursuant to Item 6.04 thereof) with respect to the late disbursement was filed late. The Trustee has informed the Registrant that it has implemented additional controls and enhanced procedures to correct the problems that resulted in the late distribution.
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
Not Applicable.
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements: Not Applicable.
(a)(2) Financial Statement Schedules: Not Applicable.
(a)(3) List of Exhibits
The following exhibits are filed as part of, and incorporated by reference into, this Annual Report on Form 10-K:
31.1.	Certification of Vice President of Registrant dated March 14, 2008, pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2007.

99.1.	Trustee’s Annual Compliance Certificate dated March 6, 2008.

99.2.	Report of Deloitte & Touche LLP, Independent Registered Public Accounting Firm, dated March 14, 2008, Registrant’s Assertion on Compliance with PPLUS Minimum Servicing Standards dated March 14, 2008 and PPLUS Minimum Servicing Standards.

99.3.	Report of KPMG LLP, Independent Registered Public Accounting Firm, dated March 5, 2008, The Bank of New York’s Assertion on Compliance with PPLUS Minimum Servicing Standards dated March 5, 2008 and PPLUS Minimum Servicing Standards.
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

MERRILL LYNCH DEPOSITOR, INC.
Date: March 28, 2008	By:	/s/ Ronald Monaco
		Name:	Ronald Monaco
		Title:	Vice President